Form 10-K
period 2013-12-31
Citigroup Commercial Mortgage Trust 2012-GC8
filed 2014-03-31
CIK 1556811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Citigroup Global Markets Realty Corp.

Goldman Sachs Mortgage Company

Natixis Real Estate Capital LLC

(Exact name of sponsor as specified in its charter)

90-6223187
90-6223322
New York	90-6223352
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

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

Not Applicable.

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

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The property securing the Miami Center mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2012-GC8 filed on September 24, 2012. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $16,401,076 for the twelve month period ended December 31, 2013.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the “2013 NTS Assessment”) for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.7.

The following material instances of non-compliance have been disclosed by National Tax Search, LLC in the 2013 NTS Assessment (all references to the “Company” and Management” are references to National Tax Search, LLC and its management):

“Material Instances of Noncompliance by the Company

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance

During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation

Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.”

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (the “2013 CWAM Assessment”) for its platform consisting of all commercial mortgage-backed securitization transactions publicly-issued pursuant to a registration statement under the Securities Act of 1933 on or after January 1, 2006 wherein CWCapital Asset Management LLC (“CWAM”) provides special servicer activities, discloses that a material instance of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(4)(vii) of Regulation AB. The 2013 CWAM Assessment is attached to this Form 10-K as exhibit 33.9.

The following material instance of non-compliance has been disclosed by CWAM in the 2013 CWAM Assessment (all references to “Management” are references to CWAM’s management):

“Schedule A

Material Instance of Noncompliance by CWAM

CWAM’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

•	With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Schedule B

Management’s Discussion on Material Instance of Noncompliance by CWAM

1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Noncompliance:

CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the “Misappropriations”). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

Remediation:

Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds. As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM’s policies and procedures to minimize the risk of future misappropriation or errors.”

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of September 1, 2012, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of September 1, 2012, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of September 1, 2012, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer[1]

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer[2]

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

[1]	Effective as of October 8, 2013, the Controlling Class Representative (as defined in the Pooling and Servicing Agreement) removed Midland Loan Services, a Division of PNC Bank, National Association (“Midland”), as General Special Servicer (as defined in the Pooling and Servicing Agreement), and appointed CWCapital Asset Management LLC (“CWCapital”) as the successor General Special Servicer. See the Current Report on Form 8-K dated October 15, 2013, and filed by the registrant on October 15, 2013, and Exhibit 20.1 thereto.
[2]	Effective as of December 16, 2013, the Controlling Class Representative (a) removed CWCapital, as General Special Servicer, and Midland, as Whole Loan Special Servicer (as defined in the Pooling and Servicing Agreement) and (b) appointed LNR Partners, LLC as the successor Special Servicer. See the Current Report on Form 8-K dated December 20, 2013, and filed by the registrant on December 20, 2013, and Exhibit 20.1 thereto.

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, CWCapital Asset Management LLC, as general special servicer

35.5	Servicer compliance statement, LNR Partners, LLC, as special servicer

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Vice President

EXHIBIT INDEX

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of September 1, 2012, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of September 1, 2012, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of September 1, 2012, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A dated September 24, 2012, and filed by the registrant on October 1, 2012, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer[3]

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer[4]

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as general special servicer

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, CWCapital Asset Management LLC, as general special servicer

35.5	Servicer compliance statement, LNR Partners, LLC, as special servicer

[3]	Effective as of October 8, 2013, the Controlling Class Representative (as defined in the Pooling and Servicing Agreement) removed Midland Loan Services, a Division of PNC Bank, National Association (“Midland”), as General Special Servicer (as defined in the Pooling and Servicing Agreement), and appointed CWCapital Asset Management LLC (“CWCapital”) as the successor General Special Servicer. See the Current Report on Form 8-K dated October 15, 2013, and filed by the registrant on October 15, 2013, and Exhibit 20.1 thereto.
[4]	Effective as of December 16, 2013, the Controlling Class Representative (a) removed CWCapital, as General Special Servicer, and Midland, as Whole Loan Special Servicer (as defined in the Pooling and Servicing Agreement) and (b) appointed LNR Partners, LLC as the successor Special Servicer. See the Current Report on Form 8-K dated December 20, 2013, and filed by the registrant on December 20, 2013, and Exhibit 20.1 thereto.